Form 10QSB
period 1996-03-31
FIRST NATIONAL FINANCIAL CORP /GA/
filed 1996-05-15
CIK 855582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarterly period ended  Commission File Number:
                    March 31, 1996              0-20130


                      FIRST NATIONAL FINANCIAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                                            58-1853454
           -------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


Issuer's telephone number, including area code:                 (912) 888-5600
                                               -------------------------------
Not applicable
- ------------------------------------------------------------------------------
(Former name, Former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X    No
                        ------    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Common Stock, $5.00 Par                                 495,409
     -----------------------                      --------------------------
             Class                                Outstanding at May 1, 1996

Transitional Small Business Disclosure format (Check one):

Yes           No   X
    -------     -------

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                      FIRST NATIONAL FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                March 31,    December 31,
   ASSETS                                         1996          1995
                                                  ----          ----
Cash and due from banks                        $ 2,118,356  $ 2,474,112
Federal funds sold                               3,100,000    4,450,000
                                               -----------  -----------
   Total cash and cash equivalents             $ 5,218,356  $ 6,924,112
                                               -----------  -----------
Securities
   Available for sale at fair value            $11,331,982  $11,399,640

Loans, net                                      35,015,157   32,969,161
Property and equipment                           1,463,355    1,479,509
Other assets                                       834,840      878,446
                                               -----------  -----------
   Total Assets                                $53,863,690  $53,650,868
                                               ===========  ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
   Non-interest bearing deposits               $ 6,710,216  $ 7,374,007
   Interest bearing deposits                    41,152,567   39,384,184
                                               -----------  -----------
      Total deposits                           $47,862,783  $46,758,191
Other borrowings                                       - -    1,000,000
Other liabilities                                  407,764      405,361
                                               -----------  -----------
   Total Liabilities                           $48,270,547  $48,163,552
                                               -----------  -----------

Shareholders' Equity
Common stock, $5.00 par value, 10,000,000
   shares authorized, 495,409 shares issued    $ 2,477,045  $ 2,477,045
Additional paid in capital                       2,396,134    2,396,134
Retained earnings                                  758,742      625,865
Unrealized (loss) on securities available
   for sale (net of taxes)                         (38,778)     (11,728)
                                               -----------  -----------
      Total Shareholders' equity               $ 5,593,143  $ 5,487,316
                                               -----------  -----------
   Total liabilities and Shareholders' equity  $53,863,690  $53,650,868
                                               ===========  ===========

      Refer to notes to financial statements

                      FIRST NATIONAL FINANCIAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                      For the three months ended March 31,



                                            1996       1995
                                         ----------  --------
Interest Income:
  Interest and fees on loans             $  866,422  $756,644
  Interest on investment securities         158,369   178,381
  Interest on federal funds sold             46,496     2,600
                                         ----------  --------
    Total interest income                $1,071,287  $937,625

Interest expense                            538,548   392,976
                                         ----------  --------
    Net interest income                  $  532,739  $544,649
Provision for possible loan losses           50,000    25,000
                                         ----------  --------
    Net interest income after provision
     for loan losses                     $  482,739  $519,649
                                         ----------  --------
Other income:
  Service charges on deposit accounts    $  100,912  $ 71,286
  SBA fees and premiums                       6,402     6,259
  Other income                               15,704    13,470
  (Loss) on sale of securities                  - -    (5,614)
                                         ----------  --------
    Total other income                   $  123,018  $ 85,401
                                         ----------  --------

Other expenses:
  Salaries and employee benefits         $  213,049  $202,087
  Equipment and occupancy expense            18,378    20,375
  Depreciation and amortization expense      31,255    34,822
  Data processing expense                    21,838    20,678
  Advertising and business development        5,860     5,526
  Supplies and printing                      12,549    11,636
  Other operating expense                    94,398    95,581
                                         ----------  --------
    Total other expense                  $  397,327  $390,705
                                         ----------  --------

Income before taxes                      $  208,430  $214,345
Income tax expense                           75,553    81,485
                                         ----------  --------
Net  income                              $  132,877  $132,860
                                         ==========  ========

Primary income per share                 $     0.25  $   0.25
                                         ==========  ========

Fully diluted income per share           $     0.24  $   0.25
                                         ==========  ========

     Refer to notes to financial statements

                      FIRST NATIONAL FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                      For the three months ended March 31,



                                                         1996         1995
   Cash flows from operating activities:
     Net Income                                    $    132,877  $   132,860
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     31,255       34,822
       Deferred income taxes                            (14,109)         - -
       Net amortization of premiums on securities         5,474        5,493
       Provision for possible loan losses                50,000       25,000
       (Increase) decrease in other assets               87,664     (207,769)
       Increase in other liabilities                      2,403      196,690
                                                   ------------  -----------
   Net cash provided by operating activities       $    295,564  $   187,096
                                                   ------------  -----------

   Cash flows from investing activities:
     Proceeds from sale of securities              $        - -  $ 1,493,438
     Proceeds from maturities of securities             500,000    1,500,000
     Purchase of securities                            (500,000)    (946,375)
     (Increase) in loans                             (2,095,996)  (2,602,502)
     Purchase of premises and equipment                  (9,916)     (12,839)
                                                   ------------  -----------
   Net cash (used) in investing activities         $ (2,105,912) $  (568,278)
                                                   ------------  -----------
   Cash flows from financing activities
     Issuance of common stock                      $        - -  $    31,500
     (Decrease) in borrowings                        (1,000,000)         - -
     (Decrease) in federal funds purchased                  - -      600,000
     Increase (decrease) in deposits                  1,104,592   (1,211,727)
                                                   ------------  -----------
  Net cash provided (used) by financing activities $    104,592  $  (580,227)
                                                   ------------  -----------

  Net (decrease) in cash and cash equivalents      $ (1,705,756) $  (961,409)
  Cash and cash equivalents, beginning of period      6,924,112    2,556,047
                                                   ------------  -----------
  Cash and cash equivalents, end of period         $  5,218,356  $ 1,594,638
                                                   ============  ===========

  SUPPLEMENTAL INFORMATION

  Income taxes paid                                $        - -  $    77,331
  Interest paid                                    $    543,917  $   364,235

      Refer to notes to financial statements

                      First National Financial Corporation
                         Notes to financial statements

NOTE 1 - SUMMARY OF ORGANIZATION

     First National Financial Corporation, Albany, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on August 3, 1989, for the purpose of becoming a bank holding company with respect to a proposed national bank, First National Bank of South Georgia (the "Bank") located in Albany, Georgia. Upon commencement of the Bank's principal operations on May 29, 1991, the Company acquired 100 percent of the Bank's voting stock by injecting $3,800,000 into the Bank's capital accounts.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and recognizing expenses in the period incurred, without regarding the time of receipt or payment of cash.

     Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

     1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

     2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

                      First National Financial Corporation
                         Notes to financial statements

NOTE 2 - Continued
     3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

     Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

     Property and Equipment. Building, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

     Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

                      First National Financial Corporation
                         Notes to financial statements

NOTE 2 - Continued

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").
Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Earnings Per Share. The weighted average number of shares outstanding as well as of all the common stock equivalents must be considered for purposes of computing earnings per share. Note that common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents.

     Whenever the market price of a share of common stock exceeded the exercise price of any warrant or option during the calendar years 1996 and 1995, an increase equal to the number of shares which would be issuable on any such exercise of warrants and stock options was reflected as a common stock equivalent. However, the rule for the treasury stock method states that common stock equivalents may not exceed 20% of the outstanding shares. Thus, if upon exercise, excess funds were available to acquire more than the 20% limit on common stock equivalents, any excess proceeds were assumed to be invested in treasury securities and the income from those investments used to adjust net income accordingly.

     Purchases for purposes of the primary earnings per share calculation were assumed to have been made at the average price of a share of common stock during the corresponding calendar year, while purchases for purposes of the fully diluted calculation were assumed to have been made at the quarter end price of a share of stock.

NOTE 3 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company was incorporated on August 3, 1989 for the purpose of becoming a bank holding company with respect to a proposed de novo national bank, First National Bank of South Georgia (the "Bank") to be located in Albany, Georgia. The Bank commenced operations on May 29, 1991. During the period from inception until May 29, 1991, the Company was a development stage enterprise as it devoted substantially all of its efforts toward organizing, incorporating, and planning future actions, raising capital, building the headquarters and recruiting personnel.

On May 29, 1991, the Bank was capitalized with a $3.8 million injection from the parent holding company. At March 31, 1996, the Company's capital was $5.59 million or 10.38% of total assets. At March 31, 1996, the Company's risk based capital ratio was 15% and its leverage ratio was 10%. Both of these ratios are substantially above the minimum requirements established by regulatory authorities.

Liquidity is the Company's ability to meet the funding needs of its customers. This involves maintaining the ability to meet its customers' need to withdraw funds while also providing for the credit needs of its borrowers. The Company manages its liquidity through its short term investments. Another source of liquidity is the repayment of installment and single payment loans. Should the need arise, the Bank maintains relationships with correspondent banks who can provide funds on short notice.

At March 31, 1996, the company had cash and cash equivalents of $5.2 million or 9.69% of total assets. Additionally the Company had $11.3 million of investment securities that could be converted to cash if necessary. These securities represent 21% of total assets. During the first quarter of 1996, there is a slight change in the Company's asset mix. Net loans increased $2.046 million or 6.2%. This increase was funded primarily by a $1.35 million decrease in federal funds sold. Federal funds sold at March 31, 1996, were $3.1 million or 5.76% of total assets. This change had a positive impact on the company's earnings as loans have a higher yield than federal funds sold. During the three months ended March 31, 1996, the Company also repaid the $1 million advance outstanding from the Federal Home Loan Bank. This repayment had no adverse effect on the company's liquidity and will reduce interest expense in future months. The company expects to maintain its loan growth and anticipates funding it through deposit growth. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in a material change in the Company's liquidity position.

During the three months ended March 31, 1996, net loans increased $2.046 million from the year end amount of almost $33 million to the quarter end balance of $35 million. The March 31,1996 loans represented 65% of total assets and 73% of total deposits. This compares favorably to the

December 31, 1995, loan to deposit ratio of 71%. While management expects to continue loan growth during 1996, it may not be at the current rate during the remainder of the year.

Non-interest bearing deposits decreased during the first quarter by $664,000 to just over $6.7 million. This represents 14% of total deposits. This decrease was more than offset by an increase in interest bearing deposits which increased $1.7 million to $41.2 million, or 4.5%. The primary source of increase was in time deposits with balances under $100,000. This category increased $1.2 million during the first quarter. The increase in this category of deposits indicates that the Company is increasing its "core" deposits and not relying upon large customers to fund the increase in loans. At March 31, 1996, "jumbo" certificates (those having balances of over $100,000) decreased $155,000 to $6.3 million.

Results of operations

Interest income for the three months ended March 31, 1996, was $1.07 million as compared to the 1995 amount of $938,000. This is an increase of $134,000. The primary source of additional income was interest and fees on loans. This category increased $110,000 to $866,000. The increased loan income in 1996 is the result of the larger volume of outstanding loans. Also, interest on federal funds sold increased in 1996 as a result of higher balances. Interest on this category was $46,000 as compared to the 1995 amount of $3,000.
Interest expense for the first quarter of 1996 was $538,548 up from the 1995 level of $392,976. This increase is the result of a higher balance in the interest bearing accounts in 1996 over the 1995 amount. Overall, net interest income in the first quarter of 1996 was $532,739, down from the 1995 amount of $544,649. This is a decrease of $11,910 or 2.75%. This decrease is a reflection of the continuing trend in the banking industry as it must pay higher rates to attract deposits and is unable to charge higher rates to its borrowers.

During the first quarter of 1996, the provision for loan losses was $50,000 or twice the 1995 amount. The provision for loan losses represents the amount of expense management has allocated to the current period to provide for future possible loan losses. At March 31, 1996, the allowance for loan losses was $475,000 or 1.34% of gross loans. The increased expense in 1996 is a result of a larger loan portfolio and hence a larger provision is required. Management considers the current allowance to be adequate to absorb possible future losses; however, there can be no assurance that future charge-offs or changes in local economic conditions will require additional provisions.

The decrease in net interest income and the additional expense for the provision for loan losses was more than offset by an increase in other income. Total non-interest income increased in 1996 to $123,000 from the 1995 amount of $85,000. This increase is due to increased charges on deposit accounts. This category increased almost $30,000 or 42% to $100,912. This increase is the result of a larger deposit base and is not the result of an overall increase in the prices of the actual fees charged to individual customers.

Non-interest expense for the first quarter of 1996 was $397,327 as compared to the 1995 amount of $390,705. This is a $6,600 increase or 1.69%. The only major area of increase was salaries and employee benefits. This category increased $11,000 to $213,000 from the 1995 amount of $202,000. This increase was offset in part by decreases in other expense categories.

Overall, net income for the first quarter of 1996 remained nearly unchanged from the 1995 level. First quarter earnings were $132,877 in 1996 as compared to the 1995 amount of $132,860. Earnings per share were $ 0.25 in 1996 and in 1995.

Subsequent Event

In April 1996, the Company entered into an agreement to be acquired by ABC Bancorp of Moultrie, Georgia. ABC Bancorp is a multi-bank holding company for five community banks located in southwest Georgia. This acquisition will be accomplished by an exchange of stock, with First National Financial Corporation stockholders receiving stock in ABC Bancorp. The acquisition is subject to regulatory and stockholder approval. At the current time, the Company is in the process of obtaining these approvals.

                          PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits. The following exhibits are filed with this report:

           2.1 - Agreement and Plan of Merger, dated as of April 15, 1996, by and between ABC Bancorp and First National Financial Corporation.

           27.1  Financial Data Schedule(for SEC use only).

           (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST NATIONAL FINANCIAL CORPORATION



Dated:  May 13, 1996        By: /s/ Raymond B. Phillips
                                -----------------------------------------------
                                Raymond B. Phillips, President and Chief
                                Executive Officer (chief executive and financial officer)

                                EXHIBIT INDEX



Exhibit Number          Description of Exhibit               Sequential Page No.
- --------------          ----------------------               -------------------

     2.1          Agreement and Plan of Merger, dated April
                  15, 1996, by and between ABC Bancorp
                  and First National Financial Corporation

     27.1         Financial Data Schedule(for SEC use only)