Form 10QSB
period 1996-06-30
FIRST NATIONAL FINANCIAL CORP /GA/
filed 1996-08-13
CIK 855582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly period ended                          Commission File Number:
       June 30, 1996                                      0-20130


                      FIRST NATIONAL FINANCIAL CORPORATION
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Georgia                                      58-1853454
             -------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification Number)


Issuer's telephone number, including area code:         (912) 888-5600
                                                  --------------------------
Not applicable
- ----------------------------------------------------------------------------
(Former name, Former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                     No
                -----                      ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


   Common Stock, $5.00 Par                            495,409
   -----------------------                 -----------------------------
           Class                            Outstanding at August 1, 1996

   Transitional Small Business Disclosure format (Check one):

   Yes           No   X
       -----        -----

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                      FIRST NATIONAL FINANCIAL CORPORATION
                          Consolidated Balance Sheets


                                                        June 30,    December 31,
  ASSETS                                                  1996          1995
                                                          ----          ----

 Cash and due from banks                               $ 1,581,327  $ 2,474,112
 Federal funds sold                                        840,000    4,450,000
                                                       -----------  -----------
    Total cash and cash equivalents                    $ 2,421,327  $ 6,924,112
                                                       -----------  -----------
 Securities
    Available for sale at fair value                   $14,235,348  $11,399,640

 Loans, net                                             37,305,373   32,969,161
 Property and equipment                                  1,431,285    1,479,509
 Other assets                                            1,107,950      878,446
                                                       -----------  -----------
    Total Assets                                       $56,501,283  $53,650,868
                                                       ===========  ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
 Deposits
    Non-interest bearing deposits                      $ 6,063,453  $ 7,374,007
    Interest bearing deposits                           44,312,977   39,384,184
                                                       -----------  -----------
        Total deposits                                 $50,376,430  $46,758,191
 Other borrowings                                              - -    1,000,000
 Other liabilities                                         413,680      405,361
                                                       -----------  -----------
    Total Liabilities                                  $50,790,110  $48,163,552
                                                       -----------  -----------

 Shareholders' Equity
 Common stock, $5.00 par value, 10,000,000
    shares authorized, 495,409 shares issued           $ 2,477,045  $ 2,477,045
 Additional paid in capital                              2,396,134    2,396,134
 Retained earnings                                         940,206      625,865
 Unrealized (loss) on securities available
    for sale (net of taxes)                              (102,212)     (11,728)
                                                       -----------  -----------
        Total Shareholders' equity                     $ 5,711,173  $ 5,487,316
                                                       -----------  -----------
    Total liabilities and Shareholders' equity         $56,501,283  $53,650,868
                                                       ===========  ===========

        Refer to notes to financial statements

                      FIRST NATIONAL FINANCIAL CORPORATION
                         Consolidated Income Statements
                                 As of June 30,





                                             Six months ended        Three months ended
                                         ----------------------    ----------------------
                                             1996       1995           1996        1995
Interest Income:
  Interest and fees on loans             $1,782,061  $1,588,628    $  915,639    $831,984
  Interest on investment securities         345,606     332,020       187,236     153,638
  Interest on federal funds sold            102,273      15,437        55,777      12,837
                                         ----------  ----------    ----------    --------
    Total interest income                $2,229,940  $1,936,085    $1,158,652    $998,459

Interest expense                         $1,104,903  $  836,940    $  566,354    $443,964
                                         ----------  ----------    ----------    --------
    Net interest income                  $1,125,037  $1,099,145    $  592,298    $554,495
Provision for possible loan losses           80,000      55,000        30,000      30,000
                                         ----------  ----------    ----------    --------
    Net interest income after provision
     for loan losses                     $1,045,037  $1,044,145    $  562,298    $524,495
                                         ----------  ----------    ----------    --------

Other income:
  Service charges on deposit accounts    $  202,124  $  155,720    $  101,211    $ 84,434
  SBA fees and premiums                      24,621      34,603        18,220      28,344
  Other income                               35,248      29,641        19,544      16,171
  (Loss) on sale of securities                  - -     (5,614)           - -         - -
                                         ----------  ----------    ----------    --------
    Total other income                   $  261,993  $  214,350    $  138,975    $128,949
                                         ----------  ----------    ----------    --------

Other expenses:
  Salaries and employee benefits         $  419,749  $  418,341    $  206,700    $216,254
  Equipment and occupancy expense            37,838      39,127        19,460      18,753
  Depreciation and amortization expense      66,782      70,335        35,527      35,513
  Data processing expense                    57,813      47,573        35,975      26,895
  Advertising and business development        9,900      11,673         4,040       6,146
  Supplies and printing                      24,731      18,654        12,182       7,018
  Other operating expense                   188,109     182,357        93,711      86,776
                                         ----------  ----------    ----------    --------
    Total other expense                  $  804,922  $  788,060    $  407,595    $397,355
                                         ----------  ----------    ----------    --------

Income before taxes                      $  502,108  $  470,435    $  293,678    $256,089
Income tax expense                          187,767     176,049       112,215      94,564
                                         ----------  ----------    ----------    --------
Net  income                              $  314,341  $  294,386    $  181,463    $161,525
                                         ==========  ==========    ==========    ========

Primary income per share                 $     0.57  $    $0.54    $     0.32    $   0.29
                                         ==========  ==========    ==========    ========

Fully diluted income per share           $     0.57  $     0.54    $     0.33    $   0.29
                                         ==========  ==========    ==========    ========

Refer to notes to financial statements

                      FIRST NATIONAL FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                       For the six months ended June 30,


                                                           1996              1995
                                                       ------------      ------------
Cash flows from operating activities:
  Net Income                                           $   314,341       $   294,386
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           66,782            70,335
    Deferred income taxes                                  (24,498)              - -
    Net amortization of premiums on securities              10,399            (8,295)
    Provision for possible loan losses                      80,000            55,000
    (Increase) decrease in other assets                   (167,035)          153,272
    Increase (decrease) in other liabilities                 8,318          (114,994)
                                                       -----------       -----------
Net cash provided by operating activities              $   288,307       $   449,704
                                                       -----------       -----------

Cash flows from investing activities:
  Proceeds from sale of securities                     $       - -       $ 1,493,438
  Proceeds from maturities of securities                   500,000         1,500,000
  Purchase of securities                                (3,483,203)         (946,375)
  (Increase) in loans                                   (4,416,212)       (4,619,728)
  Purchase of premises and equipment                        (9,916)          (35,851)
                                                       -----------       -----------
Net cash (used) in investing activities                $(7,409,331)      $(2,608,516)
                                                       -----------       -----------

Cash flows from financing activities
     Issuance of common stock                          $      - -        $    75,000
     Increase (Decrease) in borrowings                  (1,000,000)        1,000,000
     Increase in deposits                                3,618,239         1,363,575
                                                       -----------       -----------
Net cash provided (used) by financing activities       $ 2,618,239       $ 2,438,575
                                                       -----------       -----------

   Net (decrease) in cash and cash equivalents         $(4,502,785)      $   279,673
   Cash and cash equivalents, beginning of period        6,924,112         2,556,047
                                                       -----------       -----------
   Cash and cash equivalents, end of period            $ 2,421,327       $ 2,835,810
                                                       ===========       ===========

   SUPPLEMENTAL INFORMATION

   Income taxes paid                                   $   149,000       $   152,331
   Interest paid                                       $ 1,096,595       $   919,130


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

                      First National Financial Corporation
                         Notes to financial statements

NOTE 2 - Continued
            Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan.
            The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

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

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

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

                      First National Financial Corporation
                         Notes to financial statements

NOTE 2 - Continued
     Earnings Per Share. The weighted average number of shares outstanding as well as of all the common stock equivalents must be considered for purposes of computing earnings per share. Note that common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents.

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

NOTE 3 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods are not necessarily indicative of the results that may be expected for the complete year. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.

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

On May 29, 1991, the Bank was capitalized with a $3.8 million injection from the parent holding company. At June 30, 1996, the Company's capital was $5.71 million or 10.11% of total assets. At June 30, 1996, the Company's risk based capital ratio was 15% and its leverage ratio was 10%. Both of these ratios are substantially above the minimum requirements established by regulatory authorities.

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

Total assets increased during the year by $2,850,000 or 5.3%. The major areas of increase are the loan portfolio which increased $4,336,000 and the investment portfolio which increased $2,836,000. These increases were offset in part by a decrease in Federal funds sold which decreased $3,610,000. This decrease represents a shift to a higher earning asset category and should increase the company's net interest income. At June 30, 1996, total cash and cash equivalents were $2,421,000 or nearly 4.3% of total assets. This represents an adequate level to meet liquidity needs.

The increase in assets was funded by an increase in interest bearing deposits. This liability category increased $4,929,000 during the six months. The increase in interest bearing deposits was offset in part by a decline in non-interest bearing deposits. This source of funds decreased $1,311,000. Overall, total deposits increased $3,618,000 or 7.74%. A substantial portion of the deposit growth is in large, short term Certificates of Deposit. This category of deposit is subject to withdrawal at maturity. The company has adequate maturities of investments during the coming months to fund the potential withdrawal of these certificates should they not be renewed. The increase in funds during the first six months of 1996 allowed the company to reduce its borrowings by $1,000,000.

Results of Operations

Net income for the six months ended June 30, 1996 was $314,341 as compared to the 1995 amount of $294,386. This is a $19,955 increase or 6.78%. The major source of increases are the company's net interest income and service charges on deposit accounts. Interest income for the six months ended June 30, 1996 was $2,229,940 up from the 1995 amount of $1,936,085. This increase is primarily the result of the larger loan portfolio during 1996. Interest expense for the first half of 1996 was $1,104,903 an increase of $267,963 over the 1995 amount. Again, this is due primarily to the higher level of deposits in 1996. Net interest income increased in 1996 by $25,892 or 2.35%.

The provision for loan losses represents the amount deemed necessary by management to maintain the Allowance for loan losses at an acceptable level. The 1996 expense is $80,000 as compared to the 1995 amount of $55,000. The higher expense is a result of the loan growth during 1996. At June 30, 1996, the allowance for loan losses was $506,000 or 1.33% of total loans. Management considers the present allowance for loan losses adequate to absorb possible future losses; however, there can be no assurance that future charge-offs or changes in local economic conditions will require additional provisions.

Other income increased $47,643 during the first six months of 1996 over the 1995 level. The primary area of increase is in Service charges on deposit accounts. This income category increased $46,404 to $202,124. This represents an increase of nearly 30%. The increase is a result of a larger deposit base rather than an increase in the fees charged to individual bank customers. SBA fees and premiums declined from the 1995 amount as a result of fewer loan sales in 1996.

Non-interest expense for 1996 increased $16,862 to $804,922. This is an increase of 2.14% during the first half of 1996. The largest area of increase is in Data processing expense. This category increased $10,240 to $57,813. This expense category is dependent upon the bank's growth, as there are more accounts and volume, this category will increase. The other major source of increase was in Supplies and printing, which increased $6,077 to $24,731.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
       (a)  Exhibits.  The following exhibits are filed with this report:

       27.1  Financial Data Schedule (for SEC use only).

       (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST NATIONAL FINANCIAL CORPORATION


Dated:   August 12, 1996     By:  /s/ Raymond B. Phillips
                                 ----------------------------------------------
                             Raymond B. Phillips, President and Chief Executive
                             Officer (chief executive and financial officer)